Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1996-08-14
CIK 847786

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ___________

                      Commission File number  33-11773-06


                  SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
           (Exact name of registrant as specified in its charter)


                 TEXAS                                             76-0261832
(State or other jurisdiction of organization)      (I.R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713)874-2700
              (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----       ----

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                  PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                               3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                    4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                    5

            Notes to Financial Statements                                                           6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                            7

PART II.    OTHER INFORMATION                                                                       9


SIGNATURES                                                                                         10

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                             JUNE 30,           DECEMBER 31,
                                                                               1996                 1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,866      $        1,801
     Oil and gas sales receivable                                                  88,969              90,741
                                                                          ---------------      --------------
          Total Current Assets                                                     90,835              92,542
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                           12,299              21,073
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                 4,875,524           4,950,186
Less-Accumulated depreciation, depletion
     and amortization                                                          (3,986,170)         (3,918,733)
                                                                          ---------------      --------------
                                                                                  889,354           1,031,453
                                                                          ---------------      --------------
                                                                          $       992,488      $    1,145,068
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $        63,952      $      199,591
     Current portion of note payable                                                   --              11,391
                                                                          ---------------      --------------
          Total Current Liabilities                                                63,952             210,982
                                                                          ---------------      --------------

Deferred Revenues                                                                  26,109              28,555

Partners' Capital                                                                 902,427             905,531
                                                                          ---------------      --------------
                                                                          $       992,488      $    1,145,068
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                            -------------------------------   -------------------------------
                                                  1996             1995              1996           1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $       94,696   $       92,795   $      203,234   $      198,584
   Interest income                                      34               48               43               55
   Other                                               631              625            1,240            1,254
                                            --------------   --------------   --------------   --------------
                                                    95,361           93,468          204,517          199,893
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  32,489           39,900           63,160           78,605
   Production taxes                                  5,727            5,977           11,549           12,239
   Depreciation, depletion
      and amortization -
        Normal provision                            29,011           38,763           67,437           86,077
        Addional provision                              --           26,972               --           86,096
   General and administrative                       13,675            8,941           27,341           21,008
   Interest expense                                    954            3,766            3,106            4,898
                                            --------------   --------------   --------------   --------------
                                                    81,856          124,319          172,593          288,923
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $       13,505   $      (30,851)  $       31,924   $      (89,030)
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .26   $         (.60)  $          .62   $        (1.74)
                                            ==============   ==============   ==============   ==============




                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                    1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $       31,924         $       (89,030)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                       67,437                 172,173
      Change in gas imbalance receivable
          and deferred revenues                                                       6,328                    (349)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                           1,772                   9,255
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (135,639)                (13,995)
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           (28,178)                 78,054
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                              (8,931)                (21,998)
    Proceeds from sales of oil and gas properties                                    83,593                  16,264
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                            74,662                  (5,734)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (35,028)                (49,344)
    Payments on note payable                                                        (11,391)                (22,781)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                           (46,419)                (72,125)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     65                     195
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,801                   1,456
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,866         $         1,651
                                                                             ==============         ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $        3,391         $         5,371
                                                                             ==============         ===============




                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
         The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      GAS IMBALANCES -

                 The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(3)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(4)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

      The Partnership entered into a NP/OR Agreement with its companion pension partnership, Swift Energy Managed Pension Assets Partnership 1988-B, Ltd. in the manner described in the notes to the financial statements in the latest Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of producing oil and gas properties, expending all of limited partners' commitments available for property acquisitions.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $1,901 or 2 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 60 percent or $.87/MCF and in oil prices of 19 percent or $2.81/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 33 percent and 24 percent, respectively, when compared to second quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 25 percent or $9,752.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1995 for $26,972 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $4,651 or 2 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 41 percent or $.60/MCF and in oil prices of 16 percent or $2.29/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 27 percent and 15 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 22 percent or $18,640.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $86,096 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

     During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                          PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1988-C, LTD.
                                            (Registrant)

                                  By:       SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 9, 1996          By:       /s/ John R. Alden
          --------------                    -----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 9, 1996          By:       /s/ Alton D. Heckaman, Jr.
          --------------                    -----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                             Description
- - -------                            -----------
  27             Financial Data Schedule