Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1996-11-08
CIK 847786

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           7

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                        10

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,889       $        1,801
              Oil and gas sales receivable                                                     92,960               90,741
                                                                                       ---------------      ---------------
                   Total Current Assets                                                        94,849               92,542
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              12,184               21,073
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,858,234            4,950,186
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,018,633)          (3,918,733)
                                                                                       ---------------      ---------------
                                                                                              839,601            1,031,453
                                                                                       ---------------      ---------------
                                                                                       $      946,634       $    1,145,068
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       28,337       $      199,591
              Current portion of note payable                                                      --               11,391
                                                                                       ---------------      ---------------
                   Total Current Liabilities                                                   28,337              210,982
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     26,285               28,555

         Partners' Capital                                                                    892,012              905,531
                                                                                       ---------------      ---------------
                                                                                       $      946,634       $    1,145,068
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended             Nine Months Ended
                                                               September 30,                September 30,
                                              ---------------------------------  ---------------------------------
                                                     1996              1995            1996             1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        29,349   $        14,764  $        90,367   $        61,125
   Interest income                                        431                81              474               179
                                              ---------------   ---------------  ---------------   ---------------
                                                       29,780            14,845           90,841            61,304
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        11,159            28,687           34,051            62,553
   General and administrative                           5,160             6,071           16,486            15,326
                                              ---------------   ---------------  ---------------   ---------------
                                                       16,319            34,758           50,537            77,879
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        13,461   $       (19,913) $        40,304   $       (16,575)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .78   $         (1.16) $          2.34   $          (.96)
                                              ===============   ===============  ===============   ===============



                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1996                     1995
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       48,852          $      (115,903)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          99,900                  230,675
      Change in gas imbalance receivable
         and deferred revenues                                                           6,619                     (489)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (2,219)                  15,357
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (171,254)                 (13,056)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     (18,102)                 116,584
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (16,996)                 (29,292)
    Proceeds from sales of oil and gas properties                                      108,948                   16,264
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      91,952                  (13,028)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (62,371)                 (69,119)
    Payments on note payable                                                           (11,391)                 (34,172)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                     (73,762)                (103,291)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        88                      265
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,801                    1,456
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,889          $         1,721
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        3,391          $         3,351
                                                                               ===============          ===============



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

(2)  Gas Imbalances -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.
(3)  Vulnerability Due to Certain Concentrations -

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' commitments available for property acquisitions.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $13,621 or 16 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 62 percent or $.87/MCF and in oil prices of 44 percent or $6.09/BBL had a significant impact on partnership performance. Current quarter oil and gas production decreased 39 percent and 21 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the increased revenues from increased gas and oil prices.

      Associated depreciation expense decreased 13 percent or $4,979.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $21,060 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $18,272 or 6 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 48 percent or $.69/MCF and in oil prices of 23 percent or $3.31/BBL were major contributing factors to the increased revenues for the period. Also, current period gas and oil production decreased 25 percent and 23 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 19 percent or $23,619.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $107,156 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                                SWIFT ENERGY INCOME
                                                PARTNERS 1988-C, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 6, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 6, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer