Form 10-Q
period 1997-03-31
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1997-05-12
CIK 847786

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________________ to _________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 7

PART II.    OTHER INFORMATION                                            8


SIGNATURES                                                               9

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                      ---------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       50,876       $       43,226
              Oil and gas sales receivable                                                    106,412               95,864
                                                                                       --------------       --------------
                   Total Current Assets                                                       157,288              139,090
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              15,506               15,506
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,838,456            4,839,093
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,075,964)          (4,046,007)
                                                                                       --------------       --------------
                                                                                              762,492              793,086
                                                                                       --------------       --------------
                                                                                       $      935,286       $      947,682
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       22,342       $       36,447
                                                                                       --------------       --------------

         Deferred Revenues                                                                     26,157               26,157

         Partners' Capital                                                                    886,787              885,078
                                                                                       --------------       --------------
                                                                                       $      935,286       $      947,682
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       113,217   $       108,538
             Interest income                                                                 425                 8
             Other                                                                           272               610
                                                                                 ---------------   ---------------
                                                                                         113,914           109,156
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              18,855            30,671
             Production taxes                                                              7,155             5,822
             Depreciation, depletion
               and amortization                                                           29,957            38,426
             General and administrative                                                   12,974            13,666
             Interest expense                                                                 --             2,151
                                                                                 ---------------   ---------------
                                                                                          68,941            90,736
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        44,973   $        18,420
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .88
                                              ===============
         March 31, 1996                       $           .36
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                        1997                1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         44,973        $        18,420
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            29,957                 38,426
      Change in gas imbalance receivable
          and deferred revenues                                                               --                 (1,653)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (10,548)               (11,975)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (14,105)               (10,224)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                        50,277                 32,994
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     (103)                (7,040)
    Proceeds from sales of oil and gas properties                                            740                     --
                                                                                ----------------         --------------
               Net cash provided by (used in) investing activities                           637                 (7,040)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (43,264)               (14,532)
    Payment on notes payable                                                                  --                (11,391)
                                                                                ----------------         --------------
               Net cash provided by (used in) financing activities                       (43,264)               (25,923)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       7,650                     31
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          43,226                  1,801
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         50,876        $         1,832
                                                                                ================        ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $             --        $         2,437
                                                                                ===============         ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Results of Operations

     Oil and gas sales increased $4,679 or 4 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 55 percent or $1.03/MCF and in oil prices of 20 percent or $3.29/BBL had a significant impact on partnership performance. Current quarter gas production declined 19 percent and oil production declined 52 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 22 percent or $8,469.

      During 1997, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1988-C, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:     May 5, 1997            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1997            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer