Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1997-08-11
CIK 847786

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           7

PART II.    OTHER INFORMATION                                                                      9


SIGNATURES                                                                                        10

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       60,795       $       43,226
              Oil and gas sales receivable                                                     81,321               95,864
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       142,116              139,090
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              12,971               15,506
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,836,281            4,839,093
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,098,236)          (4,046,007)
                                                                                       ---------------      ---------------
                                                                                              738,045              793,086
                                                                                       ---------------      ---------------
                                                                                       $      893,132       $      947,682
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $        28,692      $       36,447
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     26,684               26,157

         Partners' Capital                                                                    837,756              885,078
                                                                                       ---------------      ---------------
                                                                                       $      893,132       $      947,682
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        57,560   $        94,696  $       170,778   $       203,234
   Interest income                                        629                34            1,055                43
   Other                                                  186               631              457             1,240
                                              ---------------   ---------------  ---------------   ---------------
                                                       58,375            95,361          172,290           204,517
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     18,037            32,489           36,891            63,160
   Production taxes                                     3,215             5,727           10,370            11,549
   Depreciation, depletion
      and amortization                                 22,272            29,011           52,229            67,437
   General and administrative                          11,730            13,675           24,706            27,341
   Interest expense                                        --               954               --             3,106
                                              ---------------   ---------------  ---------------   ---------------
                                                       55,254            81,856          124,196           172,593
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         3,121   $        13,505  $        48,094   $        31,924
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .06   $           .26  $           .94   $           .62
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                       1997                  1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       48,094          $        31,924
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          52,229                   67,437
      Change in gas imbalance receivable
          and deferred revenues                                                          3,062                    6,328
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             14,543                    1,772
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (7,755)                (135,639)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              110,173                  (28,178)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (1,900)                  (8,931)
    Proceeds from sales of oil and gas properties                                        4,712                   83,593
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                                2,812                   74,662
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (95,416)                 (35,028)
    Payments on note payable                                                                --                  (11,391)
                                                                               ---------------          ---------------
      Net cash provided by (used in) financing activities                              (95,416)                 (46,419)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    17,569                       65
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        43,226                    1,801
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       60,795          $         1,866
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         3,391
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $37,136 or 39 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 48 percent in oil production and 13 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 29 percent or $.67/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 23 percent or $6,739.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $32,456 or 16 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 50 percent in oil production and 16 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 15 percent or $.31/MCF partially offset the production declines.

      Associated depreciation expense declined 23 percent or $15,208.

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


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1988-C, LTD.
                                             (Registrant)

                                  By:        SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 4, 1997          By:        /s/ John R. Alden
          --------------                     ---------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 4, 1997          By:        /s/ Alton D. Heckaman, Jr.
          --------------                     ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer