Form 10-Q/A
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1997-08-14
CIK 847786

                            AMENDMENT #1 TO FORM 10-Q




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

Yes  X      No
    ---       ---

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

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1997      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer