Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1997-11-12
CIK 847786

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to ______________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    7

PART II.    OTHER INFORMATION                                                         9


SIGNATURES                                                                           10

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       50,077       $       43,226
              Oil and gas sales receivable                                                     86,539               95,864
                                                                                       ---------------      ---------------
                   Total Current Assets                                                       136,616              139,090
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              11,845               15,506
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,838,245            4,839,093
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,121,550)          (4,046,007)
                                                                                       ---------------      ---------------
                                                                                              716,695              793,086
                                                                                       ---------------      ---------------
                                                                                       $      865,156       $      947,682
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       28,759       $       36,447
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     27,528               26,157

         Partners' Capital                                                                    808,869              885,078
                                                                                       ---------------      ---------------
                                                                                       $      865,156       $      947,682
                                                                                       ===============      ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997             1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        70,487   $        99,413  $       241,265   $       302,647
   Interest income                                        576                23            1,630                66
   Other                                                  130               434              587             1,674
                                              ---------------   ---------------  ---------------   ---------------
                                                       71,193            99,870          243,482           304,387
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     15,433            31,904           52,324            95,064
   Production taxes                                     4,381             6,453           14,751            18,002
   Depreciation, depletion
      and amortization                                 23,314            32,463           75,543            99,900
   General and administrative                          14,344            12,122           39,048            39,463
   Interest expense                                        --                --               --             3,106
                                              ---------------   ---------------  ---------------   ---------------
                                                       57,472            82,942          181,666           255,535
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        13,721   $        16,928  $        61,816   $        48,852
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .27   $           .33  $          1.21   $           .96
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       61,816          $        48,852
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          75,543                   99,900
      Change in gas imbalance receivable
         and deferred revenues                                                           5,032                    6,619
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              9,325                   (2,219)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       (7,688)                (171,254)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     144,028                  (18,102)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (3,864)                 (16,996)
    Proceeds from sales of oil and gas properties                                        4,712                  108,948
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                         848                   91,952
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (138,025)                 (62,371)
    Payments on note payable                                                                --                  (11,391)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (138,025)                 (73,762)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     6,851                       88
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        43,226                    1,801
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       50,077          $         1,889
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         3,391
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $28,926 or 29 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 19 percent in gas production and 49 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 30 percent or $6.03/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 28 percent or $9,149.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $61,383 or 20 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 17 percent in gas production and 50 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 8 percent or $.17/MCF partially offset the production declines.

      Associated depreciation expense declined 24 percent or $24,357.

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


                                        SWIFT ENERGY INCOME
                                        PARTNERS 1988-C, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer