Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1998-05-14
CIK 847786

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 7

PART II.    OTHER INFORMATION                                            8


SIGNATURES                                                               9

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       47,795       $       66,138
              Oil and gas sales receivable                                                     57,621               93,965
                                                                                       --------------       --------------
                   Total Current Assets                                                       105,416              160,103
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              10,395               10,677
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,825,770            4,823,844
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,157,015)          (4,141,928)
                                                                                       --------------       --------------
                                                                                              668,755              681,916
                                                                                       --------------       --------------
                                                                                       $      784,566       $      852,696
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       36,052       $       37,400
                                                                                       --------------       --------------

         Deferred Revenues                                                                     26,931               27,053

         Limited Partners' Capital (51,090.57 Limited Partnership Units;
                                    $100 per unit)                                            706,735              766,853
         General Partners' Capital                                                             14,848               21,390
                                                                                       --------------       --------------
                   Total Partners' Capital                                                    721,583              788,243
                                                                                       --------------       --------------
                                                                                       $      784,566       $      852,696
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1998               1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        33,174   $       113,217
             Interest income                                                                 617               425
             Other                                                                           134               272
                                                                                 ---------------   ---------------
                                                                                          33,925           113,914
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              14,756            18,855
             Production taxes                                                              1,752             7,155
             Depreciation, depletion
               and amortization                                                           15,087            29,957
             General and administrative                                                   22,237            12,974
                                                                                 ---------------   ---------------
                                                                                          53,832            68,941
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (19,907)  $        44,973
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.39)
                                              ===============
         March 31, 1997                       $           .88
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                        1998                1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        (19,907)       $        44,973
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            15,087                 29,957
      Change in gas imbalance receivable
          and deferred revenues                                                              160                     --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               36,344                (10,548)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                         (1,348)               (14,105)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                        30,336                 50,277
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (1,926)                  (103)
    Proceeds from sales of oil and gas properties                                             --                    740
                                                                                ----------------         --------------
               Net cash provided by (used in) investing activities                        (1,926)                  (637)
                                                                                ----------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (46,753)               (43,264)
                                                                                ----------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (18,343)                 7,650
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          66,138                 43,226
                                                                                ----------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         47,795        $        50,876
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Gas Imbalances -

                  The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $30,336 and $50,277 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $46,753 and $43,264 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales declined $80,043 or 71 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 54 percent or $1.57/MCF and in oil prices of 37 percent or $7.23/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 47 percent and 25 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

         Associated depreciation expense decreased 50 percent or $14,870 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

         During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1998            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1998            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer