Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1998-08-13
CIK 847786

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                7

PART II.    OTHER INFORMATION                                                           9


SIGNATURES                                                                             10

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------      ---------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       17,133       $       66,138
              Oil and gas sales receivable                                                     58,309               93,965
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         75,442              160,103
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              10,030               10,677
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,832,831            4,823,844
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,172,299)          (4,141,928)
                                                                                       ---------------      ---------------
                                                                                              660,532              681,916
                                                                                       ---------------      ---------------
                                                                                       $      746,004       $      852,696
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       26,214       $       37,400
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     26,160               27,053

         Limited Partners' Capital (51,090.57 Limited Partnership Units;
                                   $100 per unit)                                             677,595              766,853
         General Partners' Capital                                                             16,035               21,390
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     693,630              788,243
                                                                                       ---------------      ---------------
                                                                                       $      746,004       $      852,696
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $        52,807   $        57,560  $        85,980   $       170,778
   Interest income                                        350               629              967             1,055
   Other                                                  101               186              235               457
                                              ---------------   ---------------  ---------------   ---------------
                                                       53,258            58,375           87,182           172,290
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     16,449            18,037           31,206            36,891
   Production taxes                                     3,284             3,215            5,035            10,370
   Depreciation, depletion
      and amortization                                 15,284            22,272           30,371            52,229
   General and administrative                          10,792            11,730           33,028            24,706
                                              ---------------   ---------------  ---------------   ---------------
                                                       45,809            55,254           99,640           124,196
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         7,449   $         3,121  $       (12,458)  $        48,094
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .15   $           .06  $          (.24)  $           .94
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (12,458)         $        48,094
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          30,371                   52,229
      Change in gas imbalance receivable
          and deferred revenues                                                           (246)                   3,062
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             35,656                   14,543
        Increase (decrease) in accounts payable                                        (11,186)                  (7,755)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               42,137                  110,173
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (8,987)                  (1,900)
    Proceeds from sales of oil and gas properties                                           --                    4,712
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               (8,987)                   2,812
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (82,155)                 (95,416)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (49,005)                  17,569
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        66,138                   43,226
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       17,133          $        60,795
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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $42,137 and $110,173 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $82,155 and $95,416 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $4,753 or 8 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 8 percent and oil production declined 23 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 35 percent or $5.84/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 19 percent or $.32/MCF when compared to second quarter 1997 prices.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 31 percent or $6,988 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $84,798 or 50 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 36 percent or $.67/MCF and in oil prices of 36 percent or $6.59/BBL had a significant impact on partnership performance. Also, current period gas and oil production declined 31 percent and 24 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 42 percent or $21,858 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer