Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 1999-05-10
CIK 847786

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                   3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                           10


SIGNATURES                                                              11

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1999                 1998
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       19,510       $       16,158
              Oil and gas sales receivable                                                     79,551               36,622
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         99,061               52,780
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                               8,810                8,832
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    4,791,966            4,834,848
         Less-Accumulated depreciation, depletion
              and amortization                                                             (4,305,919)          (4,289,778)
                                                                                       ---------------      ---------------
                                                                                              486,047              545,070
                                                                                       ---------------      ---------------
                                                                                       $      593,918       $      606,682
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       23,672       $       19,868
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     24,739               25,046

         Limited Partners' Capital (51,090.57 Limited Partnership Units;
                                   $100 per unit)                                             533,385              548,778
         General Partners' Capital                                                             12,122               12,990
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     545,507              561,768
                                                                                       ---------------      ---------------
                                                                                       $      593,918       $      606,682
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                        1999               1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        37,245   $        33,174
             Interest income                                                                 226               617
             Other                                                                            --               134
                                                                                 ---------------   ---------------
                                                                                          37,471            33,925
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                               9,083            14,756
             Production taxes                                                              2,395             1,752
             Depreciation, depletion
               and amortization                                                           16,141            15,087
             General and administrative                                                   15,474            22,237
                                                                                 ---------------   ---------------
                                                                                          43,093            53,832
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (5,622)  $       (19,907)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.13)
                                                 ============
         March 31, 1998                       $          (.39)
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                        1999                1998
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (5,622)       $       (19,907)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            16,141                 15,087
      Change in gas imbalance receivable
          and deferred revenues                                                             (285)                   160
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (42,929)                36,344
        Increase (decrease) in accounts payable                                            3,804                 (1,348)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                       (28,891)                30,336
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     (176)                (1,926)
    Proceeds from sales of oil and gas properties                                         43,058                     --
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        42,882                 (1,926)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (10,639)               (46,753)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       3,352                (18,343)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          16,158                 66,138
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         19,510        $        47,795
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(28,891) and $30,336 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $43,058 for the three months ended March 31, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $10,639 and $46,753 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales increased $4,071 or 12 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to an increase in gas production and prices. Current quarter gas production increased 15 percent while oil production declined 37 percent when compared to first quarter 1998 production volumes. Gas prices increased 26 percent or $.35 to an average $1.67/MCF while oil prices decreased 9 percent or $1.12 to an average $11.25/BBL for the quarter.

      Corresponding production costs per equivalent MCF decreased 33 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 30 percent.

      Associated depreciation expense increased 7 percent or $1,054 in 1999 compared to first quarter 1998.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision at March 31, 1999 in the amount of $12,050. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

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


Date:     May 5, 1999            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1999            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer