Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1988-C LTD
filed 2000-03-28
CIK 847786

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                           -----------     ----------


                         Commission File number 0-17721

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                    (Exact name of registrant as specified i
                     its Certificate of Limited Partnership)

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

                             Yes   X   No
                                 -----    -----

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

                       Documents Incorporated by Reference

Document                                             Incorporated as to

    Registration Statement No. 33-11773                Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS
                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

ITEM NO.                                            PART I                          PAGE
--------                                            ------                          ----
   1                       Business                                                   I-1
   2                       Properties                                                 I-5
   3                       Legal Proceedings                                          I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                         I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                         II-1
   6                       Selected Financial Data                                   II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations           II-2
   8                       Financial Statements and Supplementary Data               II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                              II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                             III-1
  11                       Executive Compensation                                   III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                  III-2
  13                       Certain Relationships and Related Transactions           III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                 IV-1


                                                     OTHER
                                                     -----
                           Signatures

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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proosal is approved, it is anticipated that the liquidation of the Partnershi will be substantially completed withing the next two years.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby, except for certain nonoperating interests acquired outside the NP/OR Agreement by the Registrant from Northwind Exploration Company. At December 31, 1999, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties (other than the Northwind properties) acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 40% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

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

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1.  The  Grapeland  Field  is  in  Houston  County,   Texas  (Grapeland
acquisition). This field represents 28% of the Partnership's value.

         2. The AWP Field is in McMullen County, Texas (Shell Oil Company acquisition). The wells produce from the Olmos formation, accounting for 21% of the value.

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

                                                                    Net Production
                                                     ------------------------------------------
                                                                 For the Years Ended
                                                                    December 31,
                                                     ------------------------------------------
                                                      1999             1998              1997
                                                     ------           -------           -------
Net Volumes (Equivalent MCFs)                        65,913            90,442           123,886

Average Sales Price
   per Equivalent MCF                                $2.23             $1.77            $2.52

Average Production Cost
   per Equivalent MCF
   (includes production taxes)                       $0.82             $0.82            $0.73

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                             1999                          1998                        1997
                                    ----------------------       ----------------------       ---------------------
                                                   Natural                      Natural                     Natural
                                      Oil           Gas           Oil             Gas           Oil           Gas
                                    --------        ------       -------         ------       -------        -----
                                     (BBLS)         (MMCF)        (BBLS)        (MMCF)        (BBLS)         (MMCF)
Proved developed
   reserves at end of year            12,087           556        16,992            670        20,746           828
                                    ========        ======       =======         ======       =======        ======
Proved reserves

   Balance at beginning
     of year                          18,893           690        23,611            871        36,691           931

   Extensions, discoveries
     and other additions                 147             2            --             --            --            --

   Revisions of previous
     estimates                         1,774            28        (2,140)          (102)         (381)           67

   Sales of minerals in
     place                            (5,309)          (90)          (40)            (4)       (9,548)          (22)

   Production                         (1,517)          (57)       (2,538)           (75)       (3,151)         (105)
                                    --------         -----       -------          -----       -------         -----

   Balance at end of year             13,988           573        18,893            690        23,611           871
                                    ========        ======       =======         ======       =======        ======

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

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                                 Reserves
                                                             December 31, 1999
                                                       ---------------------------
                                                                           Natural                    Wells
                                                         Oil                 Gas             ------------------------
Acquisition                State(s)                     (BBLS)              (MMCF)            Gross             Net
----------                 ---------                   -------              ------           ------           -------
Potter                     AR, LA, MS,
                           NM, OK, TX                      937                 146              187             5.464
Mega, Northwind            TX                            3,716                  61                7             0.052
Anderson, Samedan
   Oil, Strebor Oil
   & Lake Ronel Oil        TX                              317                 205                6             0.336
Shell Oil Company          TX                            4,378                  94               67             0.281
Union Pacific              AR, KS, NM,
                           OK, TX                        1,881                  14              127             0.490
Allstate                   KS, LA, OK                       60                  22              158             1.328
Norcen Explorer            WY                            1,974                  --               29             0.097
Mission Oil
   Company                 TX                              325                  14               47             0.196
Hardy Oil Company          TX                              400                  17                4             0.008
                                                       -------              ------           ------            ------
                                                        13,988                 573              632             8.252
                                                      ========              ======           ======           =======

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 494 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $116,300 and $45,900, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $     154,713      $     170,410      $      329,207    $     407,245     $     383,426
Income (Loss)              $       2,812      $     (99,924)     $       83,141    $      71,156     $    (121,291)
Total Assets               $     543,650      $     606,682      $      852,696    $     947,682     $   1,145,068
Cash Distributions         $      51,116      $     126,551      $      179,976    $      91,609     $      88,406
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $         .06      $       (1.42)     $         1.50    $        1.25     $       (2.11)
Limited Partners' Cash
  Distributions Per Unit   $         .90      $        2.28      $         3.12    $        1.45     $        1.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proosal is approved, it is anticipated that the liquidation of the Partnershi will be substantially completed withing the next two years.

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

      Net cash provided by operating activities totaled $50,842, $87,575 and $187,639 in 1999, 1998 and 1997, respectively. Cash provided by property sale proceeds totaled $52,152 and $21,490 in 1999 and 1997, respectively. Capital expenditures totaled $5,725, $11,004 and $6,241 in 1999, 1998 and 1997, respectively. Cash distributions totaled $51,116, $126,551 and $179,976 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. Subject to 2000 market conditions remaining comparable with 1999, the Managing General Partner anticipates an increase in liquidity provided that certain development work scheduled in 2000 is completed successfully. The Partnership plans to spend in the next four years an estimated $20,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

Results of Operations

         Oil and gas sales declined $16,517 or 10 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 27 percent as oil and gas production declined 40 percent and 25 percent, respectively, when compared to 1998. Production declines were a result of the accelerated depletion of the Partnership's mature wells. Oil prices increased 57 percent or $6.10/BBL to an average of $16.81/BBL and gas prices increased 20 percent or $0.36/MCF to an average of $2.13/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production cost per equivalent MCF remained flat in 1999 compared to 1998, and total production costs decreased 28 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 68 percent or $100,447 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 27 percent or $17,411 in 1999 compared to 1998, related to the decline in production volumes.

         The Partnership records an additional provision in depreciation, depletion and amortization when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, is below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1999, the Partnership would have recorded an additional provision in the first quarter of 1999 in the amount of $12,050. However, these temporarily low quarter-end prices rebounded and by using prices in effect at the filing date for the first quarter, the Partnership's unamortized cost of oil and gas properties were not limited by this calculation.

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

         Production cost per equivalent MCF increased 12 percent in 1998 compared to 1997, primarily due to the decline in production volumes; however, total production costs decreased 18 percent in 1998.

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

         During 2000, Partnership revenues and costs will be shared between the limited and general partners in a 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1999. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 2000, the MGP anticipates that the Partnership sharing ratio will continue to be 90:10.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

                   SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                               Position(s) with
         Name                      Age                      Swift and Other Companies
         ----                      ---                      -------------------------
                                              DIRECTORS
                                              ---------
A. Earl Swift                      66                  Chief Executive Officer and
                                                       Chairman of the Board

Virgil N. Swift                    71                  Executive Vice President - Business
                                                       Development, Vice Chairman of the Board

G. Robert Evans                    68                  Director of Swift; Chairman of the Board,
                                                       Material Sciences Corporation;
                                                       Director, Consolidated Freightways, Inc.,
                                                       Fibreboard Corporation, Elco Industries, and
                                                       Old Second Bancorp

Raymond O. Loen                    75                  Director of Swift; President, R. O. Loen
                                                       Company

Henry C. Montgomery                64                  Director of Swift; Chairman of the Board,
                                                       Montgomery Financial Services Corporation;
                                                       Director, Southwall Technology Corporation

Clyde W. Smith, Jr.                51                  Director of Swift; President, Somerset
                                                       Properties, Inc.

Harold J. Withrow                  72                  Director of Swift

                                              EXECUTIVE OFFICERS
                                              ------------------

Terry E. Swift                     44                  President

Joe A. D'Amico                     51                  Chief Operating Officer

John R. Alden                      54                  Senior Vice President - Finance,
                                                       Chief Financial Officer and Secretary

Bruce H. Vincent                   52                  Senior Vice President - Funds Management

James M. Kitterman                 55                  Senior Vice President - Operations

Alton D. Heckaman, Jr.             42                  Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 4,677 Limited Partnership Units, which is 9.16 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 9 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                       PAGE NO.
               --------------------                                       --------

               Report of Independent Public Accountants                     IV-2

               Balance Sheets as of December 31, 1999 and 1998              IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                          IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                          IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                          IV-6

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

       b(1)    REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1988-C, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1988-C, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1988-C, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                         1999                  1998
                                                                   ----------------      ----------------
    ASSETS:

    Current Assets:
        Cash and cash equivalents                                  $         62,311      $         16,158
        Oil and gas sales receivable                                         24,024                36,622
                                                                   ----------------      ----------------
             Total Current Assets                                            86,335                52,780
                                                                   ----------------      ---------------

    Gas Imbalance Receivable                                                  6,075                 8,832
                                                                   ----------------      -----------------

    Oil and Gas Properties, using full cost
        accounting                                                        4,788,421             4,834,848
    Less-Accumulated depreciation, depletion
        and amortization                                                 (4,337,181)           (4,289,778)
                                                                   ----------------      ----------------
                                                                            451,240               545,070
                                                                   ----------------      ----------------
                                                                   $        543,650      $        606,682
                                                                   ================      ================


    LIABILITIES AND PARTNERS' CAPITAL:

    Current Liabilities:
        Accounts Payable                                           $          8,078      $         19,868
                                                                   ----------------      ----------------

    Deferred Revenues                                                        22,108                25,046

    Limited Partners' Capital (51,090.57 Limited Partnership
                                Units; $100 per unit)                       503,331               548,778

    General Partners' Capital                                                10,133                12,990
                                                                   ----------------      ----------------
             Total Partners' Capital                                        513,464               561,768
                                                                   ----------------      ----------------
                                                                   $        543,650      $        606,682
                                                                   ================      ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       1999               1998               1997
                                                                  ---------------    ---------------    ---------------
     REVENUES:

          Oil and gas sales                                       $       152,278    $       168,795   $        326,285
          Interest income                                                   2,435              1,067              2,131
          Other                                                                --                548                791
                                                                  ---------------    ---------------    ---------------
                                                                          154,713            170,410            329,207
                                                                  ---------------    ---------------    ---------------


     COSTS AND EXPENSES:

          Lease operating                                                  45,030             64,576             70,032
          Production taxes                                                  8,977              9,983             20,427
          Depreciation, depletion
               and amortization -
                  Normal                                                   47,403             64,814             95,921
                  Additional                                                   --             83,036                 --
          General and administrative                                       50,491             47,925             59,686
                                                                  ---------------    ---------------    ---------------
                                                                          151,901            270,334            246,066
                                                                  ---------------    ---------------    ---------------
     NET INCOME (LOSS)                                            $         2,812    $       (99,924)   $        83,141
                                                                  ===============    ===============    ===============






                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                Limited            General          Combining
                                                Partners           Partners         Adjustment            Total
                                             -------------     --------------     --------------     --------------
Balance,
     December 31, 1996                       $     793,212     $       28,018     $       63,848     $      885,078

Income (Loss)                                       76,390             13,748            (6,997)             83,141

Cash Distributions                                (159,600)           (20,376)                --           (179,976)
                                             -------------     --------------     --------------     --------------

Balance,
     December 31, 1997                             710,002             21,390             56,851            788,243
                                             -------------     --------------     --------------     --------------

Income (Loss)                                      (72,765)             1,851            (29,010)           (99,924)

Cash Distributions                                (116,300)           (10,251)                --           (126,551)
                                             -------------     --------------     --------------     --------------

Balance,
     December 31, 1998                             520,937             12,990             27,841            561,768
                                             --- ---------     --------------     --------------     --------------

Income (Loss)                                        2,974              2,359             (2,521)             2,812

Cash Distributions                                 (45,900)            (5,216)                --            (51,116)
                                             -------------     --------------     --------------     --------------

Balance,
     December 31, 1999                       $     478,011     $       10,133     $       25,320    $       513,464
                                             =============     ==============     ==============     ==============



Limited Partners' net income (loss)
     per unit

     1997                                    $        1.50
                                             =============

     1998                                    $       (1.42)
                                             =============

     1999                                    $        0.06
                                             =============

                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                            1999              1998             1997
                                                                        ------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                      $      2,812     $     (99,924)   $       83,141
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                            47,403           147,850            95,921
          Change in gas imbalance receivable
               and deferred revenues                                            (181)             (162)            5,725
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable            12,598            57,343             1,899
               Increase (decrease) in accounts payable                       (11,790)          (17,532)              953
                                                                        ------------     -------------    --------------
          Net cash provided by (used in) operating activities                 50,842            87,575           187,639
                                                                        ------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                      (5,725)          (11,004)           (6,241)
     Proceeds from sales of oil and gas properties                            52,152                --            21,490
                                                                        ------------     -------------    --------------
          Net cash provided by (used in) investing activities                 46,427           (11,004)           15,249
                                                                        ------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                          (51,116)         (126,551)         (179,976)
                                                                        ------------     -------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          46,153           (49,980)           22,912
                                                                        ------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                16,158            66,138            43,226
                                                                        -------------    -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     62,311     $      16,158    $       66,138
                                                                        ============     =============    ==============





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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

         Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                         Year Ended December 31,
                                ----------------------------------------
                                 1999              1998           1997
                                ------           -------       ---------
Acquisition of
  proved properties             $   --           $    --       $      --

Development                      5,725            11,004           6,241
                                ------           --------      ---------
                                $5,725           $11,004       $   6,241
                                ======           =======       =========

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

         A one-time management fee of $127,726 was paid to Swift in 1988 for services performed for the Partnership. During 1999, 1998 and 1997, the
Partnership paid Swift $26,138, $30,729 and $37,673 as a general and administrative overhead allowance.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $69,248, $42,803 and $161,316, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                                            SWIFT ENERGY INCOME
                                            PARTNERS 1988-C, LTD.
                                            (Registrant)

                                   By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 10, 2000          By:      s/b A. Earl Swift
         ----------------                   -------------------------------
                                            A. Earl Swift
                                            Chief Executive Officer

Date:      March 10, 2000          By:      s/b John R. Alden
         ----------------                  -------------------------------
                                            John R. Alden
                                            Principal Financial Officer

Date:      March 10, 2000          By:      s/b Alton D. Heckaman, Jr.
         ----------------                   -------------------------------
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

                                            SWIFT ENERGY INCOME
                                            PARTNERS 1988-C, LTD.
                                            (Registrant)

                                   By:      SWIFT ENERGY COMPANY
                                             General Partner

Date:      March 10, 2000          By:      s/b A. Earl Swift
         -----------------                  -------------------------------
                                            A. Earl Swift
                                            Director and Principal
                                            Executive Officer

Date:      March 10, 2000          By:      s/b Virgil N. Swift
         -----------------                  -------------------------------
                                            Virgil N. Swift
                                            Director and Executive
                                            Vice President - Business
                                            Development

                    SWIFT ENERGY INCOME PARTNERS 1988-C, LTD.

                                   SIGNATURES



Date:      March 10, 2000          By:      s/b G. Robert Evans
         -----------------                  -------------------------------
                                            G. Robert Evans
                                            Director

Date:      March 10, 2000          By:      s/b Raymond O. Loen
         -----------------                  -------------------------------
                                            Raymond O. Loen
                                            Director

Date:      March 10, 2000          By:      s/b Henry C. Montgomery
         -----------------                  -------------------------------
                                            Henry C. Montgomery
                                            Director

Date:      March 10, 2000          By:      s/b Clyde W. Smith, Jr.
         -----------------                  -------------------------------
                                            Clyde W. Smith, Jr.
                                            Director

Date:      March 10, 2000          By:      s/b Harold J. Withrow
         -----------------                  -------------------------------
                                            Harold J. Withrow
                                            Director